Form 10-Q
period 2021-06-30
BCLS Acquisition Corp.
filed 2021-08-12
CIK 1823200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTE R LY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

BCLS Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39646	98-1554961
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

200 Clarendon Street Boston, Massachusetts		02116
(Address of Principal Executive Offices)		(Zip Code)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1
2
, 2021
, 14,862,500 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BCLS ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BCLS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$782,834	$968,800
Prepaid expenses	346,120	451,425

Total current assets	1,128,954	1,420,225
Investments held in Trust Account	143,755,199	143,750,904

Total assets	$144,884,153	$145,171,129

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,010	$19,824
Accrued expenses	163,003	101,947
Due to related party	83,548	23,548

Total current liabilities	265,561	145,319
Deferred underwriting commissions payable	5,031,250	5,031,250

Total liabilities	5,296,811	5,176,569
Commitments and Contingencies (Note 5)
Class A ordinary shares; 13,458,734 and 13,499,455 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	134,587,340	134,994,550
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,403,766 and 1,363,045 shares issued and outstanding (excluding 13,458,734 and 13,499,455 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	140	136
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	359	359
Additional paid-in capital	5,573,474	5,166,268
Accumulated deficit	(573,971)	(166,753)

Total shareholders’ equity	5,000,002	5,000,010

Total Liabilities and Shareholders’ Equity	$144,884,153	$145,171,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating expenses
General and administrative expenses	$136,468	$351,513
Administrative fee - related party	30,000	60,000

Loss from operations	(166,468)	(411,513)
Net gain from investments held in Trust Account	2,171	4,295

Net loss	$(164,297)	$(407,218)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	14,375,000	14,375,000

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable shares ordinary	4,081,250	4,081,250

Basic and diluted net loss per ordinary share, Class A and Class B non-redeemable ordinary shares	$(0.04)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	1,363,045	$136	$3,593,750	$359	$5,166,268	$(166,753)	$5,000,010
Change in value of Class A ordinary shares subject to possible redemption	24,292	3	—	—	242,918	—	242,921
Net loss	—	—	—	—	—	(242,921)	(242,921)

Balance - March 31, 2021	1,387,337	139	3,593,750	$359	5,409,186	$(409,674)	$5,000,010
Change in value of Class A ordinary shares subject to possible redemption	16,429	1	—	—	164,288	—	164,289
Net loss	—	—	—	—	—	(164,297)	(164,297)

Balance - June 30, 2021	1,403,766	$140	3,593,750	$359	$5,573,474	$(573,971)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(407,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(4,295)
Changes in operating assets and liabilities:
Accounts payable	(814)
Prepaid expenses	105,305
Accrued expenses	61,056
Due to related party	60,000

Net cash used in operating activities	(185,966)

Net decrease in cash	(185,966)
Cash - beginning of the period	968,800

Cash - end of the period	$782,834

Supplemental disclosure of noncash investing and financing activities:
Change in initial value of Class A ordinary shares subject to possible redemption	$(407,210)
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
The Company will provide Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes). The per share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to Goldman Sachs & Co. LLC and Jefferies LLC, as the underwriters of the Company’s Initial Public Offering (as discussed in Note 5).
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
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $0.9 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $46,000 from the Sponsor pursuant to a promissory note, dated August 31, 2020 (the “Note”) (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, and December 31, 2020, 13,458,734 and 13,499,455 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the investment income earned on the Trust Account by the weighted average number of shares of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of shares of Class A and Class B non-redeemable
ordinary shares outstanding for the period.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A redeemable ordinary shares
Numerator:
Net gain from investments held in Trust Account	$2,171	$4,295

Net income attributable to Class A redeemable ordinary shares	$2,171	$4,295
Denominator:
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	14,375,000	14,375,000

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Class A and Class B non-redeemable ordinary shares
Numerator:
Net loss	$(164,297)	$(407,218)
Less: Net income attributable to Class A and Class B non-redeemable ordinary shares	(2,171)	(4,295)

Net loss attributable to Class A and Class B non-redeemable ordinary shares	$(166,468)	$(411,513)
Denominator:
Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable shares ordinary	4,081,250	4,081,250

Basic and diluted net loss per ordinary share, Class A and Class B non-redeemable ordinary shares	$(0.04)	$(0.10)

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
The Private Placement Shares are not transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Shares have been added to the proceeds from the Initial Public Offering held in the Trust Account.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.
Related Party Loans
On August 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $46,000 from the Sponsor pursuant to the Note, and fully repaid the Note on October 29, 2020.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. To date, the Company has no outstanding borrowings under Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. As of June 30, 2021, the amount due to related party for these services was approximately $84,000.

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
The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $2.9 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.0 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 14,862,500 Class A ordinary shares outstanding, including 13,458,734 and 13,499,455 shares, respectively, subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.
Class
 B Ordinary Shares
— The Company is authorized to issue
 20,000,000

Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, 3,593,750 Class B ordinary shares were issued and outstanding.
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

Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,755,199	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2021. Level 1 instruments include investments U.S. Treasury money market funds with an original maturity of 185 days or less.
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
If we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
For the three months ended June 30, 2021, we had a net loss of approximately $164,000, which consisted of approximately $166,000 of general and administrative expenses, offset by approximately $2,000 of net gain from investments held in the trust account.
For the six months ended June 30, 2021, we had a net loss of approximately $407,000, which consisted of approximately $412,000 of general and administrative expenses, offset by approximately $4,000 of net gain from investments held in the trust account.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.8 million in our operating bank account, and working capital of approximately $0.9 million. During the six months ended June 30, 2021, we used approximately $186,000 in operating cash.
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
pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Other Contractual Obligations
Administrative Support Agreement
Commencing on the date that the IPO Registration Statement was declared effective we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial

Business Combination or the Company’s liquidation, we will cease paying these monthly fees. We incurred $30,000 and $60,000 in such expenses included as “Administrative fee – related party” on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.
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
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Net loss per ordinary share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Our unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the investment income earned on the Trust Account by the weighted average number of shares of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of shares of Class A and Class B non-redeemable
ordinary shares outstanding for the period.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our annual report on Form
10-K
filed with the SEC on March 19, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Ordinary Share Certificate.(2)

4.2	Description of Registrant’s Securities.(3)

10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 2, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	BCLS ACQUISITION CORP.

	By:	/s/ Andrew Hack
		Name:	Andrew Hack
		Title:	Chief Financial Officer