Form 10-Q
period 2021-09-30
BCLS Acquisition Corp.
filed 2021-11-12
CIK 1823200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 12, 2021
, 14,862,500 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BCLS ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	25

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BCLS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Unaudited)
Assets
Current assets:
Cash	$744,949	$968,800
Prepaid expenses	264,664	451,425

Total current assets	1,009,613	1,420,225
Investments held in Trust Account	143,757,370	143,750,904

Total assets	$144,766,983	$145,171,129

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$15,394	$19,824
Accrued expenses	210,110	101,947
Due to related party	113,548	23,548

Total current liabilities	339,052	145,319
Deferred underwriting commissions payable	5,031,250	5,031,250

Total liabilities	5,370,302	5,176,569

Commitments and Contingencies (Note 5)

Class A ordinary share subject to possible redemption, $0.0001 par value; 14,375,000 shares issued and oustanding at $10.00 per share as of September 30, 2021 and December 31, 2020	143,750,000	143,750,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 487,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	49	49
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,353,727)	(3,755,848)

Total shareholders’ deficit	(4,353,319)	(3,755,440)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$144,766,983	$145,171,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From August 26, 2020 (inception) through September 30, 2020

Operating expenses
General and administrative expenses	$162,832	$514,345	$15,468
Administrative fee - related party	30,000	90,000

Loss from operations	(192,832)	(604,345)	(15,468)
Net gain from investments held in Trust Account	2,171	6,466	—

Net loss	$(190,661)	$(597,879)	$(15,468)

Weighted average shares outstanding of Class A ordinary shares	14,862,500	14,862,500	—

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.03)	$—

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750	3,125,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months ended September 30, 2021
	Ordinary Shares
	Class A		Class B		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	487,500	$49	$3,593,750	$359	$—	$(3,755,848)	$(3,755,440)
Net loss	—	—	—	—	—	(242,921)	(242,921)

Balance - March 31, 2021	487,500	49	3,593,750	359	—	(3,998,769)	(3,998,361)
Net loss	—	—	—	—	—	(164,297)	(164,297)

Balance - June 30, 2021	487,500	49	3,593,750	359	—	(4,163,066)	(4,162,658)
Net loss	—	—	—	—	—	(190,661)	(190,661)

Balance - September 30, 2021	487,500	$49	3,593,750	$359	$—	$(4,353,727)	$(4,353,319)

	For The Period From August 26, 2020 (inception) through September 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(15,468)	(15,468)

Balance - September 30, 2020 (unaudited)	—	$—	3,593,750	$359	$24,641	$(15,468)	$9,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From August 26, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(597,879)	$(15,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(6,466)	—
Changes in operating assets and liabilities:
Accounts payable	(4,430)	—
Prepaid expenses	186,761	15,468
Accrued expenses	108,163	—
Due to related party	90,000	—

Net cash used in operating activities	(223,851)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	18,659
Payment of deferred offering costs	—	(18,659)

Net cash provided by financing activities	—	—

Net decrease in cash	(223,851)	—

Cash - beginning of the period	968,800	—

Cash - end of the period	$744,949	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$15,450
Offering costs included in note payable - related party	$—	$22,063
Offering costs included in accrued expenses	$—	$312,875
The accompanying notes are an integral part of these unaudited condensed financial statements.

B
CLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
BCLS Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 26, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2021, the Company had approximately $745,000 in its operating bank account and working capital of approximately $671,000
.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $46,000 from the Sponsor pursuant to a promissory note, dated August 31, 2020 (the “Note”) (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate within a year. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 19, 2021.
Revision to Previously Reported Financial Statements
During the preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its redeemable Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.0 million in additional paid-in
capital and an increase of approximately $3.6 million to accumulated deficit, as well as a reclassification of 862,014 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued audited balance sheet included in the Company’s final prospectus relating to its Initial Public Offering, Annual Report on Form
10-K
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $9.0 million and $9.2 million, respectively, from accumulated deficit to Class A ordinary share subject to possible redemption. The impact of the revision on the audited balance sheet as of December 31, 2020, is presented below:

	As of Decemeber 31, 2020
	As Previously Reported	Adjustment	As Restated

Total liabilities	5,176,569		5,176,569
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	134,994,550	8,755,450	143,750,000
Shareholders’ equity (deficit)
Preferred stock - $0.0001 par value	—		—
Class A ordinary share - $0.0001 par value	136.00	(87)	49
Class B ordinary share - $0.0001 par value	359	—	359
Additional paid-in-capital	5,166,268	(5,166,268)	—
Accumulated deficit	(166,753)	(3,589,095)	(3,755,848)

Total shareholders’ equity (deficit)	5,000,010	(8,755,450)	(3,755,440)

Total liabilities, Class A ordinary share subject to possible redemption and shareholders’ equity (deficit)	$145,171,129	$—	$145,171,129

There is no impact to the reported amounts for total assets, total liabilities, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary share subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs associated with the Class A ordinary shares issued in the Initial Public Offering were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 487,500 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s condensed balance sheet. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 14,375,000 Class A ordinary shares that are subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share for the periods presented:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period From August 26, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(153,536)	$(37,125)	$(481,462)	$(116,417)	$—	$(15,468)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,862,500	3,593,750	14,862,500	3,593,750	—	3,125,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$—	$(0.00)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Administrative Support Agreement
Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. As of September 30, 2021, the amount due to related party for these services was approximately $110,000.
Note 5 - Commitments and Contingencies
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote
per share. At September 30, 2021, there were 14,375,000 Class A ordinary shares subject to possible redemption. These Class A ordinary shares are classified outside of permanent equity in the condensed balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross Proceeds	$143,750,000
Less:
Class A ordinary share issuance costs	(8,488,687)
Plus:
Accretion of carrying value to redemption value	8,488,687

Class A ordinary share subject to possible redemption	$143,750,000

Note 7 - Shareholders’ Equity
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 14,862,500 Class A ordinary shares issued and outstanding, of which 14,375,000 shares were subject to possible redemption and have been classified as temporary equity (see Note 6).

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, 3,593,750 Class B ordinary shares were issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares) upon the consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued t
o
 the Sponsor, members of the management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note
8-
Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,757,370	—	—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,750,904	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three or nine months ended September 30, 2021. Level 1 instruments include investments U.S. Treasury money market funds with an original maturity of 185 days or less. The estimated fair values of investments held in the Trust Account are determined using available market information.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Subsequent Events
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

For the three months ended September 30, 2021, we had a net loss of approximately $191,000, which consisted of approximately $163,000 of general and administrative expenses, $30,000 in general and administrative expenses—related party, partly offset by approximately $2,000 of net gain from investments held in the trust account.
For the nine months ended September 30, 2021, we had a net loss of approximately $598,000, which consisted of approximately $514,000 of general and administrative expenses, $90,000 in general and administrative expenses—related party, partly offset by approximately $4,000 of net gain from investments held in the trust account.
Liquidity and
Going Concern
As of September 30, 2021, we had approximately $745,000 in our operating bank account, and working capital of approximately $671,000.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate within a year. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Other Contractual Obligations
Administrative Support Agreement
Commencing on the date that the IPO Registration Statement was declared effective we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. We incurred $30,000 and $90,000 in such expenses included as “Administrative fee—related party” on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.
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
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 487,500 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also non-redeemable
and are presented as permanent equity in our condensed balance sheet. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 14,375,000 Class A ordinary shares that are subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
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

Dated: November 12, 2021		BCLS ACQUISITION CORP.

	By:	/s/ Andrew Hack
		Name:	Andrew Hack
		Title:	Chief Financial Officer