Form 10-K/A
period 2020-12-31
BCLS Acquisition Corp.
filed 2021-12-30
CIK 1823200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
December 30, 2021
,
 14,862,500 Class A ordinary shares, par value $0.0001, and 3,593,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of BCLS Acquisition Corp. (the “company”) amends the Annual Report on Form 10-K of the company for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2021 (the “Original Filing”).
The company has re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “public shares”) sold in the company’s initial public offering on October 26, 2020 (the “initial public offering”). Historically, a portion of the public shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the company’s amended and restated memorandum and articles of association. Pursuant to such re-evaluation, the company’s management has determined that all of the public shares should be reclassified as temporary equity. In addition, in connection with the change in presentation for the public shares, the company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the company.
Therefore, on December 8, 2021, the company’s management and the audit committee of the company’s board of directors (the “Audit Committee”) concluded that the company’s previously issued (i) audited balance sheet as of October 26, 2020 (the “Post IPO Balance Sheet”), as filed with the SEC on October 30, 2020, (ii) audited financial statements for the period ended December 31, 2020 included in the Original Filing; (iii) unaudited condensed financial statements included in the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 14, 2021; and (v) unaudited condensed financial statements included in the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (collectively, the “Affected Periods”), should be restated to report all redeemable public shares as temporary equity and should no longer be relied upon. As such, the company will restate its financial statements for the Affected Periods in this Amendment No. 1 for the Post IPO Balance Sheet and the company’s audited financial statements included in the Original Filing. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the initial public offering (the “trust account”).
The company’s management has concluded that a material weakness remains in the company’s internal control over financial reporting and that the company’s disclosure controls and procedures were not effective. The company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.
We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A Controls and Procedures
In addition, the company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, the company has not amended its previously filed Quarterly Reports on Form 10-Q or current reports on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

i

CERTAIN TERMS
Unless otherwise stated in this Amendment No. 1 to the Annual Report on Form 10-K of BCLS Acquisition Corp. (this “Report” or “Amendment No. 1”), or the context otherwise requires, references to:

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

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares
;
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

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
Unlike other SPAC initial public offerings, investors in our initial public offering will not receive warrants that would become exercisable following completion of our initial business combination.
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
If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post- business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
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
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9 (a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
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
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs In particular, certain of our officers and directors may serve as an officer and/or director of other future special purpose acquisition companies. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
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

General Risk Factors
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the amended and restated memorandum and articles of association. Pursuant to the company’s re-evaluation of the company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, the company’s management has determined that all of the redeemable public shares should be reclassified as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. For a discussion of management’s consideration of the material weakness identified related to the company’s application of ASC 480-10-S99-3A to its accounting classification of the public share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.
To respond to this material weakness, we plan to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, a material adverse effect on our business could be the result of ineffective internal controls. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the redeemable public shares, issued in the initial public offering on October 26, 2020. Historically, a portion of the public shares was classified as permanent equity on the basis that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as required by our amended and restated memorandum and articles of association. Pursuant to such re-evaluation, our management has determined that all of the public shares should be reclassified as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the public shares, management determined that it should restate the earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our company.
Therefore, on December 8, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of October 26, 2020, as previously reported on a Current Report on Form 8-K filed with the SEC on October 30, 2020, (ii) audited financial statements for the period ended December 31, 2020 as previously included in our Original Filing; (iii) unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 14, 2021 and (iv) unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in an amendment to its quarterly report on Form 10-Q for the period ended September 30, 2021.
The restatement does not have an impact on our cash position and cash held in the trust account.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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
Our sponsor is BCLS Acquisition Holdings, LP, a Cayman Islands exempted limited partnership. Our registration statement for our initial public offering was declared effective on October 21, 2020. On October 26, 2020, we consummated our initial public offering of 14,375,000 public shares, including the 1,875,000 public shares as a result of the Underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per public share, generating gross proceeds of approximately $143.8 million. We incurred total offering costs of approximately $8.5 million (inclusive of approximately $5.0 million in deferred underwriting fees).
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
The issuance of additional shares in a business combination:

•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti- dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our public shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 14,375,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.

Effective with the closing of the initial public offering, the company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Loss Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. At December 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the control around the interpretation and accounting for the Class A ordinary shares issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of October 26, 2020, its financial statements for the period ended December 31, 2020, and its condensed financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.
Our management has concluded that the control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the company’s net income (loss) per share calculations that have been restated within this Amendment No. 1.
Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Adam Koppel
, the Chairman of our board of directors since August 2020, initially joined Bain Capital in 2003 and is a Managing Director on the investment team and a member of the internal investment committee of Bain Capital Life Sciences. Prior to co-founding Bain Capital Life Sciences in 2016, Dr. Koppel worked within the healthcare vertical of Bain Capital Public Equity from 2003 to 2014. Dr. Koppel also served as Executive Vice President of Corporate Development and Chief Strategy Officer of Biogen (Nasdaq: BIIB) from 2014 to 2016, and as a director of ViaCyte from November 2018 to January 2021. Dr. Koppel currently serves on the boards of directors of Aptinyx (Nasdaq: APTX), Cerevel Therapeutics Holdings (Nasdaq: CERE, CEREW), Dicerna Pharmaceuticals (Nasdaq: DRNA), Solid Biosciences (Nasdaq: SLDB), which are portfolio companies of Bain Capital Life Sciences, and public company Foghorn Therapeutics (Nasdaq: FHTX). Prior to initially joining Bain Capital, Dr. Koppel was an Associate Principal at McKinsey & Co, where he served a variety of healthcare companies. Dr. Koppel earned an MD and PhD in neuroscience from the University of Pennsylvania School of Medicine, an MBA from the University of Pennsylvania, where he was a Palmer Scholar, and an AB and AM, magna cum laude, in history and science from Harvard University.
We believe that Mr. Koppel’s broad investment experience make him well qualified to serve as the Chairman of our board of directors.
Jeffrey Schwartz
, our Chief Executive Officer since August 2020, joined Bain Capital in 2004 and is a Managing Director on the investment team and a member of the internal investment committee of Bain Capital Life Sciences. Prior to co-founding Bain Capital Life Sciences in 2016, Mr. Schwartz worked within the healthcare vertical of Bain Capital Private Equity. Mr. Schwartz currently serves on the boards of directors of SpringWorks Therapeutics (Nasdaq: SWTX), Hugel (Kosdaq: 145020), and private companies Gynesonics and Rapid Micro Biosystems, which are portfolio companies of Bain Capital Life Sciences and private company QuVa Pharma, which is a portfolio company of Bain Capital Private Equity. Prior to joining Bain Capital, Mr. Schwartz worked as an equity research analyst at Lehman Brothers from 2000 to 2004. Mr. Schwartz earned an MBA from the University of Pennsylvania, where he was a Palmer Scholar, and a BA, magna cum laude, in economics from Yale University.
We believe that Mr. Schwartz’s broad investment experience make him well qualified to serve on our board of directors.
Andrew Hack
, our Chief Financial Officer since August 2020, joined Bain Capital in 2019 and is a Managing Director on the investment team and a member of the internal investment committee of Bain Capital Life Sciences. Prior to joining Bain Capital, Dr. Hack was the Chief Financial Officer of Editas Medicine (Nasdaq: EDIT) where he had responsibility for finance, investor relations, business development, information technology, and operations from 2015 to 2019. Dr. Hack currently serves on the boards of directors of Atea Pharmaceuticals (Nasdaq: AVIR), Dynavax Technologies (Nasdaq: DVAX), Mersana Therapeutics (Nasdaq: MRSN), and private companies Affinivax, Imperative Care, JenaValve Technology and Xilio Therapeutics, which are portfolio companies of Bain Capital Life Sciences, and Allena Pharmaceuticals (Nasdaq: ALNA). From 2011 to 2015, Dr. Hack served as a portfolio manager at Millennium Management, where he ran a market-neutral healthcare hedge fund focused on biotechnology, pharmaceutical, medical device, diagnostics, and life science tools companies. Earlier in his investment career, Dr. Hack was a securities analyst at a number of healthcare-focused hedge funds and investment banks in New York, and prior to his investment career, Dr. Hack was Director of Life Sciences at Reify Corporation, a life science tools and drug discovery company. Dr. Hack earned an MD and PhD in molecular genetics and cell biology from the University of Chicago, where he was a Frank Family Scholar and received awards from the American Heart Association and the American Society for Cell Biology, and an AB, with Special Honors, in biology from the University of Chicago.
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Adam Koppel	Bain Capital Life Sciences, LP	Private Equity	Managing Director
	Aptinyx Inc.	Biotechnology	Director
	Dicerna Pharmaceuticals, Inc.	Biotechnology	Director
	Solid Biosciences Inc.	Biotechnology	Director
	Cerevel Therapeutics Holdings, Inc.	Biotechnology	Director
	Foghorn Therapeutics Inc.	Biotechnology	Director

Jeffrey Schwartz	Bain Capital Life Sciences, LP	Private Equity	Managing Director
	SpringWorks Therapeutics, Inc.	Biotechnology	Director
	Hugel, Inc.	Biotechnology	Director
	Gynesonics, Inc.	Medical Aesthetics	Director
	Rapid Micro Biosystems, Inc.	Medical Device	Director
	QuVa Pharma, Inc.	Life Sciences Tools	Director
		Pharmaceuticals	Director

Andrew Hack	Bain Capital Life Sciences, LP	Private Equity	Managing Director
	Dynavax Technologies Corporation	Biotechnology	Director
	Mersana Therapeutics, Inc.	Biotechnology	Director
	Affinivax, Inc.	Biotechnology	Director
	Atea Pharmaceuticals, Inc.	Pharmaceuticals	Director
	Imperative Care, Inc.	Medical Device	Director
	JenaValve Technology, Inc.	Medical Device	Director
	Allena Pharmaceuticals, Inc.	Biotechnology	Director
	Xilio Therapeutics, Inc.	Pharmaceuticals	Director

Allene Diaz	Allena Pharmaceuticals	Pharmaceuticals	Director
	Xilio Therapeutics	Pharmaceuticals	Consultant
	Mersana Therapeutics	Pharmaceuticals	Director

Barry Greene	Acorda	Biotechnology	Director
	Karyopharm	Pharmaceuticals	Director
	Sage Therapeutics	Pharmaceuticals	Chief Executive Officer

Vikas Sinha	ElevateBio	Biotechnology	Co-Founder, Director and Chief Financial
		Biotechnology	Officer
	AlloVir	Biotechnology	Director, President and Chief Financial
Officer
	Verona Pharma		Director
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class A ordinary shares		Class B ordinary shares			Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class		Approximate Percentage of Voting Control
Adam Koppel (2)	—	—	—	—		—
Jeffrey Schwartz (2)	—	—	—	—		—
Andrew Hack (2)	—	—	—	—		—
Allene Diaz	—	—	30,000		*	*
Barry Greene	—	—	30,000		*	*
Vikas Sinha	—	—	30,000		*	*
All officers and directors as a group (six individuals) (2)	—	—	90,000	2.5%		*
BCLS Acquisition Holdings, LP (our sponsor) (3)	487,500	3.3%	3,503,750	97.5%		21.6%
Perceptive Advisors LLC (4)	1,000,000	6.7%	—	—		5.4%
Adage Capital Partners, L.P. (5)	1,237,500	8.3%	—	—		6.7%
RA Capital Management, L.P. (6)	1,250,000	8.4%	—	—		6.8%
Federated Hermes, Inc. (7)	1,000,000	6.7%	—	—		5.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 200 Clarendon Street, Boston, Massachusetts 02116.
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
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from August 26, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $65,920.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from August 26, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:
See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the below Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Ordinary Share Certificate.(2)

4.2	Description of Registrant’s Securities.(3)

10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

21	Subsidiaries of the Company.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document.*

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 2, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
December 30, 2021

BCLS Acquisition Corp.

By:	/s/ Jeffrey Schwartz
Name: Jeffrey Schwartz
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adam Koppel Adam Koppel	Chairman of the Board of Directors	December 30, 2021

/s/ Jeffrey Schwartz Jeffrey Schwartz	Chief Executive Officer and Director ( Principal Executive Officer )	December 30, 2021

/s/ Andrew Hack Andrew Hack	Chief Financial Officer and Director ( Principal Financial and Accounting Officer )	December 30, 2021

/s/ Allene Diaz Allene Diaz	Director	December 30, 2021

/s/ Barry Greene Barry Greene	Director	December 30, 2021

/s/ Vikas Sinha Vikas Sinha	Director	December 30, 2021

BCLS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
BCLS Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of BCLS Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 19, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 30, 2021

BCLS ACQUISITION CORP.
BALANCE SHEET
December 31, 2020
As Restated – See Note 2

December 31, 2020
Assets
Current assets:
Cash	$968,800
Prepaid expenses	451,425

Total current assets	1,420,225
Investments held in Trust Account	143,750,904

Total assets	$145,171,129

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$19,824
Accrued expenses	101,947
Due to related party	23,548

Total current liabilities	145,319
Deferred underwriting commissions payable	5,031,250

Total liabilities	5,176,569

Commitments and Contingencies (Note 5)
Class A ordinary shares; 14,375,000 shares subject to possible redemption at $10.00 per share	143,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	49
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(3,755,848)

Total shareholders’ deficit	(3,755,440)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$145,171,129

The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
STATEMENT OF OPERATIONS
For the Period from August 26, 2020 (inception) through December 31, 2020
As Restated – See Note 2

Operating expenses
General and administrative expenses	$144,109
Administrative fee - related party	23,548

Loss from operations	(167,657)
Net gain from investments held in Trust Account	904

Net loss	$(166,753)

Weighted average shares outstanding of Class A ordinary shares	8,820,833

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	3,380,335

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Period from August 26, 2020 (inception) through December 31, 2020
As Restated – See Note 2

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 26, 2020 (inception)	—	—	—	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Sale of private placement shares to Sponsor	487,500	49	—	—	4,874,951	—	4,875,000
Accretion on Class A ordinary shares subject to possible redemption amount					(4,899,592)	(3,589,095)	(8,488,687)
Net loss	—	—	—	—	—	(166,753)	(166,753)

Balance - December 31, 2020	487,500	$49	3,593,750	$359	$—	$(3,755,848)	$(3,755,440)

The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
For the Period from August 26, 2020 (inception) through December 31, 2020
As Restated – See Note 2

Cash Flows from Operating Activities:
Net loss	$(166,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(904)
Changes in operating assets and liabilities:
Prepaid expenses	(426,425)
Accounts payable	4,374
Accrued expenses	26,947
Due to related party	23,548

Net cash used in operating activities	(539,213)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(143,750,000)

Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	18,659
Repayment of note payable to related party	(45,722)
Proceeds received from initial public offering, gross	143,750,000
Proceeds received from private placement	4,875,000
Offering costs paid	(3,339,924)

Net cash provided by financing activities	145,258,013

Net increase in cash	968,800
Cash - beginning of the period	—

Cash - end of the period	$968,800

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$15,450
Offering costs included in accrued expenses	$70,000
Offering costs paid through note payable - related party	$27,063
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred underwriting commissions	$5,031,250
The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (AS RESTATED)
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 19, 2021, to classify all of its Public Shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that, the Company will not redeem its
Public Shares
in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Public Shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between its two classes of shares. This presentation contemplates a
Business Combination
as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 30, 2020 (the “Post

IPO Balance Sheet”), and the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2020, as filed with the SEC on March 19, 2021, as well as the Form 10-Qs for the quarterly periods ended. March 31, 2021, and June 30, 2021 (the “Affected Periods”). The financial statements included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K (the “Amendment No. 1”) restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
Impact of the Restatement
The increase in the carrying value of the redeemable Class A ordinary shares in the
Post
IPO Balance Sheet of $8.6 million resulted in a decrease of approximately $5.0 million in additional paid-in capital and an increase of approximately $3.6 million to accumulated deficit, as well as a reclassification of 862,014 shares of Class A ordinary shares from permanent equity to temporary equity as presented below.

As of October 26, 2020	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$135,129,860	$8,620,140	$143,750,000
Class A ordinary shares	$135	$(86)	$49
Class B ordinary shares	$359	$—	$359
Additional paid-in capital	$5,030,959	$(5,030,959)	$—
Accumulated deficit	$(31,445)	$(3,589,095)	$(3,620,540)
Total shareholders’ equity (deficit)	$5,000,008	$(8,620,140)	$(3,620,132)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$146,235,700	$—	$146,235,700
Number of Class A ordinary shares subject to redemption	13,512,986	862,014	14,375,000
Number of Class A ordinary shares, non-redeemable	1,349,514	(862,014)	487,500

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

As of December 31, 2020	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$134,994,550	$8,755,450	$143,750,000
Class A ordinary shares	$136	$(87)	$49
Class B ordinary shares	$359	$—	$359
Additional paid-in capital	$5,166,268	$(5,166,268)	$—
Accumulated deficit	$(166,753)	$(3,589,095)	$(3,755,848)
Total shareholders’ equity (deficit)	$5,000,010	$(8,755,450)	$(3,755,440)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$145,171,129	$—	$145,171,129
Number of Class A ordinary shares subject to redemption	13,499,455	875,545	14,375,000
Number of Class A ordinary shares, non-redeemable	1,363,045	(875,545)	487,500
The Company’s statement of
changes in
shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

For the Period from August 26, 2020 (inception) through December 31, 2020
	As Reported	Adjustment	As Restated
Initial Value of Class A ordinary shares subject to possible redemption	$135,129,860	$(135,129,860)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(135,310)	$135,310	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended December 31, 2020:

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the Period from August 26, 2020 (inception) through December 31, 2020
Net loss	$(166,753)	$—	$(166,753)
Weighted average shares outstanding - Class A ordinary shares	14,375,000	(5,554,167)	8,820,833
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	3,503,467	(123,132)	3,380,335
Basic and diluted earnings per share - Class B ordinary shares	$(0.05)	$0.04	$(0.01)
Subsequent to our previously issued Annual Report on Form 10-K for the annual period ended December 31, 2020, as filed with the SEC on March 19, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from August 26, 2020 (inception) through December 31, 2020 is restated in this Amendment No. 1 to correct the misapplication of accounting guidance related to the Company’s Class A ordinary shares in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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

Investments in Money Market Funds Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2 (a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
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
Offering costs
Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 14,375,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For The Period from August 26, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(120,554)	$(46,199)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,820,833	3,380,335

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

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
NOTE 4. INITIAL PUBLIC OFFERING
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
NOTE 5. RELATED PARTY TRANSACTIONS
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
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
NOTE 7- CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 14,375,000 shares of Class A ordinary shares outstanding, which were subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$143,750,000
Less:
Class A ordinary share issuance costs	(8,488,687)
Plus:
Accretion of carrying value to redemption value	8,488,687

Class A ordinary share subject to possible redemption	$143,750,000

NOTE 8. SHAREHOLDERS’ DEFICIT
Class A Ordinary Shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 14,862,500 Class A common shares outstanding, including 14,375,000 shares subject to possible conversion that were classified as temporary equity in the accompanying balance sheet. See Note 7.
Class B Ordinary Shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 31, 2020, the Company issued 3,593,750 Class B ordinary shares, of which up to 468,750 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the Initial Shareholders did not purchase any shares in the Initial Public Offering) (See Note 4). The underwriters fully exercised the over- allotment option on October 26, 2020; thus, these 468,750 Class B ordinary shares were no longer subject to forfeiture.
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
NOTE 9. SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.