Form 10-Q/A
period 2021-09-30
BCLS Acquisition Corp.
filed 2021-12-30
CIK 1823200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q/A
(Amendment No. 1)

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
December 30, 20
21,

14,862,500
Class A ordinary shares, par value $0.0001 per share, and
3,593,750
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Explanatory Note
This Amendment No. 1 to BCLS Acquisition Corp.’s Quarterly Report on Form 10-Q (the “Amendment No. 1 to the Quarterly Report on Form 10-Q”) amends the Quarterly Report on Form 10-Q of BCLS Acquisition Corp. (the “Company”) as of and for the quarterly periods ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021.
On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision to Previously Reported Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to possible redemption sold in the Company’s initial public offering (“Initial Public Offering”) on October 26, 2020. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity. As a result, management corrected the error by restating all of the Class A ordinary shares subject to possible redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company previously determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. However, although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, subsequently management determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management thus concluded that the misstatement was of such as magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares subject to possible redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 8, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 26, 2020 (the “Post IPO Balance Sheet”); (ii) audited financial statements included in the 2020 Form 10-K; (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 14, 2021; (iv) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021; and (v) Note 2 to the unaudited condensed financial statements and Item 4 of Part 1 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in an amendment to its Annual Report on Form 10-K for the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020. The Company is restating the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 and Note 2 to the unaudited condensed financial statements and Item 4 of Part 1 included in the Q3 Form 10-Q in this Amendment No. 1 to the Quarterly Report on Form 10-Q.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this Amendment No. 1 to the Quarterly Report on Form 10-Q.

BCLS ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures (as restated)	23
PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	25

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BCLS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Unaudited)
Assets
Current assets:
Cash	$744,949	$968,800
Prepaid expenses	264,664	451,425

Total current assets	1,009,613	1,420,225
Investments held in Trust Account	143,757,370	143,750,904

Total assets	$144,766,983	$145,171,129

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$15,394	$19,824
Accrued expenses	210,110	101,947
Due to related party	113,548	23,548

Total current liabilities	339,052	145,319
Deferred underwriting commissions payable	5,031,250	5,031,250

Total liabilities	5,370,302	5,176,569

Commitments and Contingencies (Note 5)

Class A ordinary share subject to possible redemption, $0.0001 par value; 14,375,000 shares issued and outstanding at $10.00 per share as of September 30, 2021 and December 31, 2020	143,750,000	143,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 487,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	49	49
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,353,727)	(3,755,848)

Total shareholders’ deficit	(4,353,319)	(3,755,440)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$144,766,983	$145,171,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From August 26, 2020 (inception) through September 30, 2020

Operating expenses
General and administrative expenses	$162,832	$514,345	$15,468
Administrative fee - related party	30,000	90,000

Loss from operations	(192,832)	(604,345)	(15,468)
Net gain from investments held in Trust Account	2,171	6,466	—

Net loss	$(190,661)	$(597,879)	$(15,468)

Weighted average shares outstanding of Class A ordinary shares	14,862,500	14,862,500	—

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.03)	$—

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750	3,125,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.03)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months ended September 30, 2021
	Ordinary Shares
	Class A		Class B		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	487,500	$49	3,593,750	$359	$—	$(3,755,848)	$(3,755,440)
Net loss	—	—	—	—	—	(242,921)	(242,921)

Balance - March 31, 2021, as restated	487,500	49	3,593,750	359	—	(3,998,769)	(3,998,361)
Net loss	—	—	—	—	—	(164,297)	(164,297)

Balance - June 30, 2021, as restated	487,500	49	3,593,750	359	—	(4,163,066)	(4,162,658)
Net loss	—	—	—	—	—	(190,661)	(190,661)

Balance - September 30, 2021	487,500	$49	3,593,750	$359	$—	$(4,353,727)	$(4,353,319)

	For The Period From August 26, 2020 (inception) through September 30, 2020
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(15,468)	(15,468)

Balance - September 30, 2020 (unaudited)	—	$—	3,593,750	$359	$24,641	$(15,468)	$9,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From August 26, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(597,879)	$(15,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(6,466)	—
Changes in operating assets and liabilities:
Accounts payable	(4,430)	—
Prepaid expenses	186,761	15,468
Accrued expenses	108,163	—
Due to related party	90,000	—

Net cash used in operating activities	(223,851)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	18,659
Payment of deferred offering costs	—	(18,659)

Net cash provided by financing activities	—	—

Net decrease in cash	(223,851)	—

Cash - beginning of the period	968,800	—

Cash - end of the period	$744,949	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$15,450
Offering costs included in note payable - related party	$—	$22,063
Offering costs included in accrued expenses	$—	$312,875
The accompanying notes are an integral part of these unaudited condensed financial statements.

B
CLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)
Note 1 - Description of Organization and Business Operations
BCLS Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 26, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
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
Note 2 - Summary of Significant Accounting Policies (as restated)
Basis of Presentation
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
filed with the SEC on March 19, 2021.
Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than

$
5,000,001
.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the unaudited condensed financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$145,019,604	$—	$145,019,604
Total liabilities	$5,267,964	$—	$5,267,964
Class A ordinary shares subject to possible redemption	134,751,630	8,998,370	143,750,000
Preferred shares	—	—	—
Class A ordinary shares	139	(90)	49
Class B ordinary shares	359	—	359
Additional paid-in capital	5,409,186	(5,409,186)	—
Accumulated deficit	(409,674)	(3,589,094)	(3,998,768)

Total shareholders’ equity (deficit)	$5,000,010	$(8,998,370)	(3,998,360)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$145,019,604	$—	$145,019,604

Number of Class A ordinary shares subject to redemption	13,475,163	899,837	14,375,000
Number of Class A non-redeemable ordinary shares	1,387,337	(899,837)	487,500
The Company’s unaudited condensed statement of changes in shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(242,921)	$242,921	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$144,884,153	$—	$144,884,153
Total liabilities	$5,296,811	$—	$5,296,811
Class A ordinary shares subject to possible redemption	134,587,340	9,162,660	143,750,000
Preferred shares	—	—	—
Class A ordinary shares	140	(91)	49
Class B ordinary shares	359	—	359
Additional paid-in capital	5,573,474	(5,573,474)	—
Accumulated deficit	(573,971)	(3,589,095)	(4,163,066)

Total shareholders’ equity (deficit)	$5,000,002	$(9,162,660)	$(4,162,658)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$144,884,153	$—	$144,884,153

Number of Class A ordinary shares subject to redemption	13,458,734	916,266	14,375,000
Number of Class A ordinary shares	1,403,766	(916,266)	487,500
The Company’s unaudited condensed statement of changes in shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement
discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(407,210)	$407,210	$—

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(242,921)	$—	$(242,921)
Weighted average shares outstanding - Class A ordinary shares	14,375,000	487,500	14,862,500
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	4,081,250	(487,500)	3,593,750
Basic and diluted earnings per share - Class B ordinary shares	$(0.06)	$0.05	$(0.01)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(164,297)	$—	$(164,297)
Weighted average shares outstanding - Class A ordinary shares	14,375,000	487,500	14,862,500
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	4,081,250	(487,500)	3,593,750
Basic and diluted earnings per share - Class B ordinary shares	$(0.04)	$0.03	$(0.01)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$(407,218)	$—	$(407,218)
Weighted average shares outstanding - Class A ordinary shares	14,375,000	487,500	14,862,500
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	4,081,250	(487,500)	3,593,750
Basic and diluted earnings per share - Class B ordinary shares	$(0.10)	$0.08	$(0.02)
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
References to the “Company,” “BCLS Acquisition Corp.,” “our,” “us” or “we” refer to BCLS Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Amendment No. 1 to the Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Amendment No. 1 to the Quarterly Report on Form
10-Q
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Amendment No. 1 to the Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures (as restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 26, 2020, its annual financial statements for the period ended December 31, 2020, and its condensed financial statements for the quarters ended March 31, 2021, and June 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Amendment No. 1 to the Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in the Amendment No. 1 to the annual report on Form
10-K
filed with the SEC on
December 30, 20
21.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Ordinary Share Certificate.(2)

4.2	Description of Registrant’s Securities.(3)

10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline X BRL Instance Document.

101.SCH*	Inline X BRL Taxonomy Extension Schema Document.

101.CAL*	Inline X BRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline X BRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline X BRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline X BRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 2, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 30, 20 21		BCLS ACQUISITION CORP.

	By:	/s/ Andrew Hack
		Name:	Andrew Hack
		Title:	Chief Financial Officer