Form 10-K
period 2021-12-31
BCLS Acquisition Corp.
filed 2022-03-28
CIK 1823200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).
Yes
  ☒    No  ☐
The aggregate market value of the outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market (“Nasdaq”), was $144,760,750 (based on the Nasdaq closing sales price of the Class A ordinary shares on June 30, 2021 of $9.74).
As of March
28
, 2022, 14,862,500 Class A ordinary shares, par value $0.0001, and 3,593,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
of BCLS Acquisition Corp. (this “Report”), or the context otherwise requires, references to:

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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.
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
While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, we are pursuing investments, primarily based in North America and Europe and selectively in other geographies, including Asia and emerging markets, in biopharmaceutical, specialty pharmaceutical, medical device, diagnostics and enabling life science technology companies. We may pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.
Our Founders
Our sponsor is an affiliate of Bain Capital Life Sciences, a leading life sciences investment manager with approximately $4.6 billion of assets under management as of September 30, 2021. Bain Capital Life Sciences was established in 2016 to invest in biopharmaceutical, specialty pharmaceutical, medical device, diagnostics and enabling life science technology companies globally, with a focus on companies that both drive medical innovation and enable that innovation to improve the lives of patients with unmet medical needs. Our founders are the senior leaders of Bain Capital Life Sciences. Adam Koppel, our Chairman, is a
co-founder
and Managing Director of Bain Capital Life Sciences. Jeffrey Schwartz, our Chief Executive Officer, is a
co-founder
and Managing Director of Bain Capital Life Sciences. Andrew Hack, our Chief Financial Officer, is a Managing Director of Bain Capital Life Sciences.
Since its inception, Bain Capital Life Sciences has met with over 1,300 companies and has invested or committed over $1.1 billion in 33 companies in both private financing rounds and, when applicable, a subsequent initial public offering as of September 30, 2021. Bain Capital Life Sciences has led or
co-led
20 of the 33 private financing rounds and, following those investments, has had board representation through a director or observer role in 27 of the companies. Of the 33 private companies in which Bain Capital Life Sciences has invested, 17 have gone on to become publicly-traded companies, including Annexon (Nasdaq: ANNX), Arcutis (Nasdaq: ARQT), Atea (Nasdaq: AVIR), Nurix (Nasdaq: NRIX), Nuvalent (Nasdaq: NUVL), Rapid Micro Biosystems (Nasdaq: RPID), Replimune (Nasdaq: REPL), and SpringWorks (Nasdaq: SWTX), among others.
Bain Capital Life Sciences is an affiliate of Bain Capital, one of the world’s leading alternative asset management firms with approximately $155 billion of assets under management as of September 30, 2021. Since its inception in 1984, Bain Capital has employed a strategic, analytical approach to identify attractive investment opportunities and partner with management teams to transform and improve their businesses. During this time, Bain Capital has developed global reach, deep expertise and a proven track record in the life sciences across its business units. Bain Capital Life Sciences leverages the expertise of Bain Capital’s other affiliate advisors and Bain Capital’s infrastructure more broadly as a valuable resource, including its strong global relationships, capital markets knowledge, shared research services, and investment committee and internal advisory board insights.
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
Life Sciences Industry Opportunity
While we may acquire a business in any industry, our focus is on biopharmaceutical, specialty pharmaceutical, medical device, diagnostics and enabling life science technology companies, primarily based in North America and Europe, and selectively in other geographies, including Asia and emerging markets. We believe that several long-term secular trends and themes in healthcare are creating meaningful opportunities for successful investment within the life sciences sector. These trends include the following:

•
Continued growth of the overall healthcare market supported by favorable demographic trends
. The population of people over age 65 is at the beginning of a multi-decade period of sustained growth, and the Centers for Medicare & Medicaid Services projects that this population will grow from the mid-teens
to approximately 20%, as a percentage of the total population, by 2030 in both the United States and other developed countries. As people age, they typically consume more healthcare, and an aging population is expected to drive consumption of healthcare in excess of broader economic growth. Spending on healthcare, driven by advancements in technology and treatment alternatives, has already been growing faster than the broader economy, as evidenced by the fact that healthcare expenditures tripled from 1995 to 2015 and are still trending at a 5–6% annual growth rate, according to the Centers for Medicare & Medicaid Services. According to the OECD, pharmaceutical spending has remained a stable part of healthcare spending in the United States at around 10% over the last two decades, and we expect that this trend will continue even as healthcare expenditures continue to grow.

•
Increased pace of innovation within the life sciences market
. We believe the life sciences sector is in the early stages of an era defined by an increased pace of innovation that will impact the treatment of patients with unmet or under-met
medical needs. Such innovation is being driven by advances on a variety of fronts, including human genetics, therapeutic modalities, and translational medicine. Broader technological evolution, including in material sciences, miniaturization, and computational technology, is allowing for new diagnostics and devices that can provide better and often accelerated outcomes or address previously unmet medical needs. Along with novel therapeutics, new opportunities exist for innovative drug-device combinations or diagnostics that are integrated with therapeutic targeting.

•
Deconstruction of the life sciences value chain creating more opportunities for disruptive innovation
. Although companies in this sector have grown, both organically and through mergers and acquisitions, and research and development budgets have increased, there has not been commensurate improvement in research and development productivity. We believe that larger, multi-asset companies are realizing that although they can grow to be more efficient on certain business elements, they must rely on external partnerships or mergers and acquisitions to drive and support innovation. In parallel to this evolution of strategy and approach for larger life sciences companies, the advances driving innovation in the life sciences field have enhanced the ability for smaller companies to pursue innovation in more targeted, accelerated and efficient manners. We believe that there is a supply and demand mismatch for true innovation in the life sciences ecosystem and that, as a result, innovative companies will be appropriately rewarded for their success.

•
A complex and evolving healthcare ecosystem that requires deep understanding in order to optimize returns from innovation
. Several key components of, and stakeholders within, the life sciences ecosystem are in a dynamic state, including an evolving regulatory process, consolidation of payer and drug distribution channels, and growing consumerization of healthcare. We believe that a deep understanding of the entire ecosystem is required to optimize returns from innovation and that understanding the technical risks and probabilities of success around innovative developments alone is not sufficient for sustainable investment success in the life sciences field. For example, the bar for approval in certain severe orphan diseases with high unmet need has been lowered, which has created attractive investment opportunities for those focused on understanding this evolving regulatory trend, while in other settings the bar for approval has been more challenging, requiring stronger efficacy and safety profiles.

We believe the emergence of these trends and themes has created an increased need for targeted capital and value-added strategic support of companies around their critical phases of growth.
The life sciences market that BCLS Acquisition Corp. is targeting represents a portion of a much larger market that saw more than $260 billion in M&A activity in 2021 and has seen more than $150 billion in M&A activity in each year since 2014. Consistent innovation and development of new products creates a regular source of investment opportunities and a need for capital to fund growth.
We believe that life sciences companies, at a certain stage in their development, see material benefits from being publicly-traded, including greater access to capital, more liquid securities and increased market awareness. In recent years, pre-IPO
financing rounds, now commonly referred to as “crossover” financings, have become a critical step in the process of becoming a publicly-traded life sciences company. From January 1, 2018 through June 30, 2021, there were 262 life sciences IPOs of more than $50 million, 158 of which were preceded by a pre-IPO
financing within the 12 months leading up to the IPO. The mean and median amounts of capital raised in these combined pre-IPO
and IPO financings were $278 million and $249 million, respectively. We believe that an acquisition by a special purpose acquisition company with a management team that is well-known to, and respected by, life sciences founders, their current third-party investors and their management teams can replace the role of the combined crossover and IPO financings. We also believe an acquisition by BCLS Acquisition Corp., potentially combined with a private placement that could occur concurrently with the consummation of our initial business combination, would provide the target business with a similar or greater amount of capital as a potential combination of a crossover and IPO financing while simultaneously providing a more transparent and efficient mechanism for bringing our target business to the public markets.
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
We are seeking to deliver enough capital to an acquisition target, through the funds held in our trust account and potentially through a private placement that could occur concurrently with the consummation of our initial business combination, to enable such target to be sufficiently capitalized to reach clinical and/or commercial value inflection points. A key aspect of our strategy is our sponsor’s commitment to participating in and recruiting other investors to participate in this capital formation process.
Our acquisition strategy is modeled on Bain Capital Life Sciences’ demonstrated investment approach, which seeks to develop differential insights and drive changes that enable the next phase of growth for target companies. This strategy features three distinct and unique competencies:

•
Proprietary idea generation and proactive, focused sourcing
. We source opportunities through a combination of external networking efforts driven by a broad set of industry relationships and internal proactive analysis of the market to identify potential targets. Our selection process leverages our relationships with industry participants, including early stage venture capital investors, management teams and industry executives, early stage and mature companies, public investors, academic institutions, investigators, consultants, and investment bankers. We also believe that Bain Capital Life Sciences’ reputation, experience and track record of making investments in the life sciences sector makes us a preferred partner for potential targets. We believe this work positions us to identify and prioritize the most attractive assets and companies in a given market.

•
Disciplined asset evaluation and selection process
. We believe that our management team is well-equipped to perform a rigorous assessment of the strategic positioning and value creation potential of prospective target businesses. We focus on conducting robust diligence and analysis around four key parameters tied to the value inflection points of prospective target businesses, which will ultimately form the basis for an acquisition decision that incorporates an appreciation and understanding of the risk-return aspects of a particular company. Specifically we focus on identifying (1) where in a company’s growth the key inflection points exist; (2) for a given inflection, the capital required to drive that inflection; (3) the likelihood that the company successfully achieves that inflection; and (4) the magnitude of value creation if the inflection is achieved and the risk mitigating protections if the inflection is not achieved. We integrate our diligence around these four key issues to drive our ultimate acquisition decisions.

•
Collaborative and active support of companies
. We utilize an approach modeled on Bain Capital Life Sciences’ demonstrated methods of value creation. Through collaborative and active engagement with management and other investors, Bain Capital Life Sciences strives to help guide companies on their journey through key inflection points in their development, specifically by providing support and guidance, both directly and through relationships, on critical strategic areas including clinical trial design, regulatory approaches and interactions, strategies around manufacturing scaling, commercialization and sales strategies, and potential strategic partnerships. We believe our potential contributions to target businesses will both enhance value and make us an attractive partner for management teams and existing investors. In particular, we believe the value of our team’s broad and deep experience, including operational, transactional, capital markets and investment backgrounds, will make us a differentiated partner.

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
In addition, our sponsor has indicated an interest to purchase up to an aggregate of $25,000,000 of our ordinary shares in a private placement that would occur concurrently with the consummation of our initial business combination. However, because indications of interest are not binding agreements or commitments to purchase, our sponsor may determine not to purchase any such shares, or to purchase more or fewer shares than it has indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares. If we sell shares to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of investors in our initial public offering in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our ordinary shares is greater than the price per share paid in the private placement, the private placement will result in value dilution to you.
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
Affiliates of Bain Capital Life Sciences and members of our board of directors directly or indirectly own founder shares and private placement shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
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
In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other future special purpose acquisition companies. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment
vehicles and other entities managed by Bain Capital Life Sciences. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment
vehicles and other entities managed by Bain Capital Life Sciences (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment
vehicles and other entities), Bain Capital Life Sciences and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.
Unlike other SPAC initial public offerings, investors in our initial public offering did not receive warrants that would become exercisable following completion of our initial business combination.
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
Financial Position
As of December 31, 2021, we had approximately $139,368,833 available to consummate an initial business combination after payment of $5,031,250 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effectuating Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placements shares, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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
Sources of Target Businesses
Our process of identifying acquisition targets leverages Bain Capital’s and our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. The collective experience, capability and network of Bain Capital, our founders, directors and officers, combined with their individual and collective reputations in the investment community, helps to create prospective business combination opportunities.
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
While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.
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
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
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
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of any prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
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
The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 5,146,876, or 35.8%, of the 14,375,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association

(A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
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
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated memorandum and articles of association provide that we have 24 months from the closing of our initial public offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $639,686 of proceeds held outside the trust account (as of December 31, 2021) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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
Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to up to $639,686 of proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 200 Clarendon Street, Boston, Massachusetts 02116. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they have devoted, and will continue to devote, as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
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
We were required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our Class A ordinary shares. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Our sponsor owns, on an
as-converted
basis, 20% of our outstanding ordinary shares (excluding the private placement shares). Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 5,146,876, or 35.8%, of the 14,375,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
The
COVID-19
pandemic has resulted in a widespread health crisis that may continue to adversely affect worldwide economies and financial markets, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.
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
Finally, the continued uncertainty created by
COVID-19
may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, financial markets may be adversely affected by current or anticipated military conflicts, including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022, terrorism, sanctions or other geopolitical events.
If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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
We have encountered intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
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
As of December 31, 2021, we had $639,686 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team endeavors to evaluate the risks inherent in each particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
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
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that our shares were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
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
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
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
Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal control beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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
As of December 31, 2021, we had approximately $139,368,833 available to consummate an initial business combination after payment of $5,031,250 of deferred underwriting fees.
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
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds
of our outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted
basis, 20% of our Class A ordinary shares (excluding the private placement shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
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
Our Class A ordinary shares are listed on Nasdaq. Although we expect to continue to meet the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot
holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time.

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
On August 31, 2020, our sponsor paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 3,593,750 founder shares, or approximately $0.007 per share. In September 2020, our sponsor transferred 30,000 founder shares to each of Allene Diaz, Barry Greene and Vikas Sinha. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and private placement shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 487,500 private placement shares, at a price of $10.00 per share ($4,875,000 in the aggregate), in a private placement simultaneously with the closing of our initial public offering. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
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
As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the company’s application of ASC
480-10-S99-3A
to its accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the public shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the amended and restated memorandum and articles of association. Pursuant to the company’s re-evaluation
of the company’s application of ASC
480-10-S99-3A
to its accounting classification of the public shares, the company’s management has determined that all of the redeemable public shares should be reclassified as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. For a discussion of management’s consideration of the material weakness identified related to the company’s application of ASC
480-10-S99-3A
to its accounting classification of the public share, see Part II, Item 9A: Controls and Procedures included in this Report.
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
Information regarding performance by, or businesses associated with, our management team or their affiliates, including Bain Capital Life Sciences, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, including Bain Capital Life Sciences, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team, Bain Capital Life Sciences or any of their affiliates’ or managed fund’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Bain Capital Life Sciences. Our management team has no prior experience in operating special purpose acquisition companies.
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

Since only holders of our founder shares have the right to vote on the appointment of directors prior to our initial business combination, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.
Only holders of our founder shares have the right to vote on the appointment of directors. We may be eligible to rely on the “controlled company” exemptions of Nasdaq to avoid compliance with certain of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank check company with no active business, it is likely we were a PFIC for the taxable year ending on December 31, 2021. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares.
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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars, including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022; and

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
The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

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
On December 31, 2021, there were two holders of record for our Class A ordinary shares and four holders of our Class B ordinary shares.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
If we are unable to complete a business combination within 24 months from the closing of the initial public offering, or October 26, 2022, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes that, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt.
The issuance of additional shares in a business combination:

•
may significantly dilute the equity interest of holders of Class A ordinary shares, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

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

Results of Operations
Our entire activity from August 26, 2020 (inception) through December 31, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.
For the year ended December 31, 2021, we had a net loss of approximately $847,000, which consisted of approximately $736,000 of general and administrative expenses, including $120,000 of general and administrative expenses with related party, partly offset by approximately $9,500 of net gain from investments held in the trust account.
For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of approximately $167,000, which consisted of approximately $168,000 of general and administrative expenses, including approximately $24,000 of general and administrative expenses with related party, offset by approximately $1,000 of net gain from investments held in the trust account.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $640,000 in cash and working capital of approximately $418,000.

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
In connection with management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate within a year. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report. Further, the specific impact of this action on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.
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
In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes a business combination, the Company would repay the working capital loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into shares of the post business combination entity at a price of $10.00 per share. The shares would be identical to the private placement shares. To date, the Company has no outstanding borrowings under the working capital loans.
Administrative Support Agreement
Commencing on the date our securities were first listed on the Nasdaq, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, we will cease paying these monthly fees. We accrued approximately $120,000 and $24,000 in fees under the administrative support agreement for the year ended December 31, 2021, and for the period from August 26, 2020 (inception) through December 31, 2020, respectively.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 14,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. At December 31, 2021 and 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
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
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
F-17
included at the end of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the control around the interpretation and accounting for the Class A ordinary shares issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of October 26, 2020, its financial statements for the period ended December 31, 2020, and its financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.
Our management has concluded that the internal control procedures around the interpretation and accounting for the Class A ordinary shares issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of October 26, 2020, our financial statements for the period ended December 31, 2020, and our financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements occurred in the fourth quarter of 2021.
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

ITEM 9B.	OTHER INFORMATION.
None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Adam Koppel	52	Chairman
Jeffrey Schwartz	43	Chief Executive Officer and Director
Andrew Hack	48	Chief Financial Officer and Director
Allene Diaz	57	Director
Barry Greene	58	Director
Vikas Sinha	58	Director
Adam Koppel
, the Chairman of our board of directors since August 2020, initially joined Bain Capital in 2003 and is a Managing Director on the investment team and a member of the internal investment committee of Bain Capital Life Sciences. Prior to co-founding
Bain Capital Life Sciences in 2016, Dr. Koppel worked within the healthcare vertical of Bain Capital Public Equity from 2003 to 2014. Dr. Koppel also served as Executive Vice President of Corporate Development and Chief Strategy Officer of Biogen (Nasdaq: BIIB) from 2014 to 2016, and as a director of ViaCyte from November 2018 to January 2021. Dr. Koppel currently serves on the boards of directors of Aptinyx (Nasdaq: APTX), Cerevel Therapeutics (Nasdaq: CERE), and Solid Biosciences (Nasdaq: SLDB), and private company Cardurion Pharmaceuticals, which are portfolio companies of Bain Capital Life Sciences, and public company Foghorn Therapeutics (Nasdaq: FHTX). Dr. Koppel previously served on the board of directors of Dicerna Pharmaceuticals (Nasdaq: DRNA), PTC Therapeutics (Nasdaq: PTCT), and Trevena (Nasdaq: TRVN). Prior to initially joining Bain Capital, Dr. Koppel was an Associate Principal at McKinsey & Co, where he served a variety of healthcare companies. Dr. Koppel earned an MD and PhD in neuroscience from the University of Pennsylvania School of Medicine, an MBA from the University of Pennsylvania, where he was a Palmer Scholar, and an AB and AM, magna cum laude, in history and science from Harvard University.
We believe that Dr. Koppel’s broad investment experience make him well qualified to serve as the Chairman of our board of directors.
Jeffrey Schwartz
, our Chief Executive Officer since August 2020, joined Bain Capital in 2004 and is a Managing Director on the investment team and a member of the internal investment committee of Bain Capital Life Sciences. Prior to co-founding
Bain Capital Life Sciences in 2016, Mr. Schwartz worked within the healthcare vertical of Bain Capital Private Equity. Mr. Schwartz currently serves on the boards of directors of Rapid Micro Biosystems (Nasdaq: RPID), SpringWorks Therapeutics (Nasdaq: SWTX), and Hugel (Kosdaq: 145020), and private companies Affera and Gynesonics, which are portfolio companies of Bain Capital Life Sciences and private company QuVa Pharma, which is a portfolio company of Bain Capital Private Equity. Prior to joining Bain Capital, Mr. Schwartz worked as an equity research analyst at Lehman Brothers from 2000 to 2004. Mr. Schwartz earned an MBA from the University of Pennsylvania, where he was a Palmer Scholar, and a BA, magna cum laude, in economics from Yale University.
We believe that Mr. Schwartz’s broad investment experience make him well qualified to serve on our board of directors.
Andrew Hack
, our Chief Financial Officer since August 2020, joined Bain Capital in 2019 and is a Managing Director on the investment team and a member of the internal investment committee of Bain Capital Life Sciences. Prior to joining Bain Capital, Dr. Hack was the Chief Financial Officer of Editas Medicine (Nasdaq: EDIT) where he had responsibility for finance, investor relations, business development, information technology, and operations from 2015 to 2019. Dr. Hack currently serves on the boards of directors of Dynavax Technologies (Nasdaq: DVAX), Mersana Therapeutics (Nasdaq: MRSN), and Nuvalent (Nasdaq: NUVL), and private companies Affinivax, Imperative Care, and JenaValve Technology, which are portfolio companies of Bain Capital Life Sciences. Dr. Hack previously served on the board of directors of Allena Pharmaceuticals (Nasdaq: ALNA), Atea Pharmaceuticals (Nasdaq: AVIR) and Xilio Therapeutics (Nasdaq: XLO). From 2011 to 2015, Dr. Hack served as a portfolio manager at Millennium Management, where he ran a market-neutral healthcare hedge fund focused on biotechnology, pharmaceutical, medical device, diagnostics, and life science tools companies. Earlier in his investment career, Dr. Hack was a securities analyst at a number of healthcare-focused hedge funds and investment banks in New York, and prior to his investment career, Dr. Hack was Director of Life Sciences at Reify Corporation, a life science tools and drug discovery company. Dr. Hack earned an MD and PhD in molecular genetics and cell biology from the University of Chicago, where he was a Frank Family Scholar, and an AB, with Special Honors, in biology from the University of Chicago.
We believe that Dr. Hack’s broad investment experience make him well qualified to serve on our board of directors.
Allene Diaz
has served on our board of directors since October 2020. She has served on the board of directors of Allena Pharmaceuticals (Nasdaq: ALNA) since April 2019, Mersana Therapeutics (Nasdaq: MRSN) since March 2021 and Ionis Pharmaceuticals (Nasdaq: IONS) since June 2021. She has also led a New Product Strategy and Portfolio Management consulting practice since August 2020 and primarily consults for Xilio Therapeutics. Ms. Diaz currently serves as a Senior Advisor to Bain Capital Life Sciences. Ms. Diaz served on the board of directors of Erytech Pharma SA, a biopharmaceutical company developing innovative therapies for cancer, from September 2016 to September 2019. Ms. Diaz held the position of Senior Vice President of R&D Portfolio Management at GlaxoSmithKline (Lon: GSK) from September 2019 to June 2020. From May 2015 to September 2019, she served as the Senior Vice President of Global Commercial Development and Program Strategy and as a member of the Executive Leadership Team at TESARO (formerly Nasdaq: TSRO). She was integrally involved in the acquisition of TESARO by GlaxoSmithKline in January 2019. Prior to joining TESARO in 2015, Ms. Diaz held a variety of leadership roles in the EMD Serono and Merck Serono divisions of Merck KGaA (Xetra: MRK.DE), including Senior Vice President, Managed Markets, Senior Vice President, Head of U.S. Oncology Commercial, Vice President, Oncology Marketing, Head of Oncology Global Strategic Planning and Head of the Global Oncology Business Unit. Earlier in her career, Ms. Diaz held management, operating, sales and medical affairs roles at various biopharmaceutical companies, including Pfizer (NYSE: PFE), Biogen (Nasdaq: BIIB) and Amylin Pharmaceuticals (Nasdaq: AMLN) among others. Ms. Diaz earned a BS in Psychology from Florida State University.
We believe that Ms. Diaz’s experience in the healthcare and life sciences industries make her well qualified to serve on our board of directors.
Barry Greene
has served on our board of directors since October 2020. Mr. Greene has served as the President and Chief Executive Officer of Sage Therapeutics (Nasdaq: SAGE) since December 2020. Mr. Greene has served on the board of directors of Karyopharm (Nasdaq: KPTI) since 2012 and previously served on the board of directors of Acorda Therapeutics (Nasdaq: ACOR) from 2008 to 2021. Mr. Greene has more than 30 years of experience in the healthcare, pharmaceutical and biotechnology industries, including his most recent role as President of Alnylam (Nasdaq: ALNY) from 2017 to 2020. Prior to joining Alnylam in 2003, Mr. Greene served as General Manager of Oncology at Millennium (Nasdaq: MLNM) from 2001 to 2003, where he led the company’s global strategy and execution for its oncology business, including strategic business direction and execution, culminating in the successful approval and launch of Velcade (bortezomib) in mid-2003.
Prior to joining Millennium, Mr. Greene served as Executive Vice President and Chief Business Officer of Mediconsult from 1999 to 2000. Earlier in his career, Mr. Greene held various roles with AstraZeneca (Lon: AZN) from 1997 to 1999 and Andersen Consulting (now Accenture (NYSE: CAN)) from 1986 to 1997. Mr. Greene earned a BS in industrial engineering from the University of Pittsburgh and served as Senior Scholar at Duke University, Fuqua School of Business.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Adam Koppel	Bain Capital Life Sciences, LP	Private Equity	Managing Director
	Aptinyx Inc.	Biotechnology	Director
	Cardurion Pharmaceuticals, Inc.	Biotechnology	Director
	Solid Biosciences Inc.	Biotechnology	Director
	Cerevel Therapeutics Holdings, Inc.	Biotechnology	Director
	Foghorn Therapeutics Inc.	Biotechnology	Director

Jeffrey Schwartz	Bain Capital Life Sciences, LP	Private Equity	Managing Director
	SpringWorks Therapeutics, Inc.	Biotechnology	Director
	Hugel, Inc.	Biotechnology	Director
	Gynesonics, Inc.	Medical Aesthetics	Director
	Affera, Inc.	Medical Device	Director
	Rapid Micro Biosystems, Inc.	Life Sciences Tools	Director
	QuVa Pharma, Inc.	Life Sciences Tools Pharmaceuticals	Director

Andrew Hack	Bain Capital Life Sciences, LP	Private Equity	Managing Director
	Dynavax Technologies Corporation	Biotechnology	Director
	Mersana Therapeutics, Inc.	Biotechnology	Director
	Affinivax, Inc.	Biotechnology	Director
	Imperative Care, Inc.	Medical Device	Director
	JenaValve Technology, Inc.	Medical Device	Director
	Nuvalent, Inc.	Biotechnology	Director

Allene Diaz	Allena Pharmaceuticals, Inc.	Pharmaceuticals	Director
	Xilio Therapeutics, Inc.	Pharmaceuticals	Consultant
	Mersana Therapeutics, Inc.	Pharmaceuticals	Director
	Ionis Pharmaceuticals, Inc.	Pharmaceuticals	Director
	Bain Capital Life Sciences, LP	Private Equity	Senior Advisor

Barry Greene	Karyopharm Therapeutics Inc.	Pharmaceuticals	Director
	Sage Therapeutics, Inc.	Pharmaceuticals	Chief Executive Officer

Vikas Sinha	ElevateBio	Biotechnology	Co-Founder, Director and Chief Financial Officer
	AlloVir, Inc.	Biotechnology	Director, President and Chief Financial Officer
	Verona Pharma plc	Biotechnology	Director

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Bain Capital Life Sciences or our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Bain Capital Life Sciences, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,375,000 public shares, 487,500 private placement shares, and 3,593,750 Class B ordinary shares, issued and outstanding as of December 31, 2021. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Adam Koppel (2)	—	—	—	—	—
Jeffrey Schwartz (2)	—	—	—	—	—
Andrew Hack (2)	—	—	—	—	—
Allene Diaz	—	—	30,000	*	*
Barry Greene	—	—	30,000	*	*
Vikas Sinha	—	—	30,000	*	*
All officers and directors as a group (six individuals) (2)	—	—	90,000	2.5%	*
BCLS Acquisition Holdings, LP (our sponsor) (3)	487,500	3.3%	3,503,750	97.5%	21.6%
Perceptive Advisors LLC (4)	1,000,000	6.7%	—	—	5.4%
Adage Capital Partners, L.P. (5)	1,237,500	8.3%	—	—	6.7%
RA Capital Management, L.P. (6)	1,250,000	8.4%	—	—	6.8%
Federated Hermes, Inc. (7)	1,000,000	6.7%	—	—	5.4%
Acuta Capital Partners, LLC (8)	843,122	5.7%	—	—	4.6%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Clarendon Street, Boston, Massachusetts 02116.
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

(4)
Includes Class A ordinary shares beneficially held by Perceptive Advisors LLC, a Delaware limited liability company (“Perceptive Advisors”), Joseph Edelman, a United States citizen, and Perceptive Life Sciences Master Fund, Ltd., a Cayman Islands corporation (the “Master Fund”), based solely on the Schedule 13G/A filed jointly by Perceptive Advisors LLC, Joseph Edelman, and Perceptive Life Sciences Master Fund, Ltd., with the SEC on February 14, 2022. The Master Fund directly holds 1,000,000 Class A ordinary shares. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares. The business address of each of Perceptive Advisors, Joseph Edelman, and the Master Fund is 51 Astor Place, 10th Floor, New York, NY 10003.

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
(6)
Includes Class A ordinary shares beneficially held by RA Capital Management, L.P., a Delaware limited partnership (“RA Capital”), Peter Kolchinsky, a United States citizen, Rajeev Shah, a United States citizen, and RA Capital Healthcare Fund, L.P., a Delaware limited partnership (the “Fund”), based solely on the Schedule 13G/A filed jointly by RA Capital, Peter Kolchinsky, Rajeev Shah, and the Fund, with the SEC on February 14, 2022. The Fund directly holds 1,134,263 Class A ordinary shares. A separately managed account (the “Account”) holds 115,737 Class A ordinary shares. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and the Account and may be deemed a beneficial owner, for purposes of Section 13(d) of the Exchange Act, of any Class A ordinary shares held by the Fund and the Account. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the Class A ordinary shares reported herein. Because the Fund has divested voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any Class A ordinary shares beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim ownership of the Class A ordinary shares other than for the purpose of determining their obligations under Section 13(d) of the Exchange Act. The business address of each of RA Capital Management, L.P., Peter Kolchinsky, Rajeev Shah, and RA Capital Healthcare Fund, L.P. is c/o RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston MA 02116.

(7)
Includes Class A ordinary shares beneficially held by Federated Hermes, Inc, Voting Shares Irrevocable Trust, Thomas R. Donahue, Rhodora J. Donahue, and J. Christopher Donahue, based solely on the Schedule 13G/A filed jointly by Federated Hermes, Inc, Voting Shares Irrevocable Trust, Thomas R. Donahue, Rhodora J. Donahue, and J. Christopher Donahue, with the SEC on February 14, 2022. Federated Hermes, Inc. (the “Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own Class A ordinary shares (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Hermes, Inc., the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities. The business address of each of Federated Hermes, Inc, Voting Shares Irrevocable Trust, Thomas R. Donahue, Rhodora J. Donahue, and J. Christopher Donahue is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

(8)
Includes Class A ordinary shares beneficially held by Acuta Capital Partners LLC (“Acuta”) and Dr. Anupam Dalal (“Dr. Dalal”), based solely on the Schedule 13G jointly filed by Acuta and Dr. Dalal with the SEC on February 15, 2022. Acuta and Dr. Dalal disclaim beneficial ownership of the Class A ordinary shares for which they have shared voting power, except to the extent of their pecuniary interest therein. The business address of each of Acuta and Dr. Dalal is 1301 Shoreway Road, Suite 340, Belmont, CA 94002.

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
Our sponsor purchased 487,500 private placement shares for a purchase price of $10.00 per share, or $4,875,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. The private placement shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
We currently maintain our executive offices at 200 Clarendon Street, Boston, Massachusetts 02116. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
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
We entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement shares, including the private placement shares issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon conversion of the founder shares. Further, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
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
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $79,000 and $65,920, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees.
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by WithumSmith+Brown, PC for tax fees for the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020, totaled $3,605 and $0, respectively.
All Other Fees.
All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and the period from August 26, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.
Our independent registered public accounting firm is:
WithumSmith+Brown, PC
1411 Broadway 9th Floor
New York, NY 10018
PCAOB ID Number 100
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
March 28, 2022

BCLS Acquisition Corp.

By:	/s/ Jeffrey Schwartz
Name: Jeffrey Schwartz
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adam Koppel Adam Koppel	Chairman of the Board of Directors	March 28, 2022

/s/ Jeffrey Schwartz Jeffrey Schwartz	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022

/s/ Andrew Hack Andrew Hack	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2022

/s/ Allene Diaz Allene Diaz	Director	March 28, 2022

/s/ Barry Greene Barry Greene	Director	March 28, 2022

/s/ Vikas Sinha Vikas Sinha	Director	March 28, 2022

BCLS ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
BCLS Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of BCLS Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
28
, 2022
PCAOB ID Number 100

BCLS ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$639,686	$968,800
Prepaid expenses	195,788	451,425

Total current assets	835,474	1,420,225
Investments held in Trust Account	143,760,397	143,750,904

Total assets	$144,595,871	$145,171,129

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$59,102	$19,824
Accrued expenses	214,449	101,947
Due to related party	143,548	23,548

Total current liabilities	417,099	145,319
Deferred underwriting commissions payable	5,031,250	5,031,250

Total liabilities	5,448,349	5,176,569
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 14,375,000 shares issued and outstanding at a $10.00 per share redemption value as of December 31, 2021 and 2020	143,750,000	143,750,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 437,500 non-redeemable shares issued and outstanding as of December 31, 2021 and 2020	49	49
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of December 31, 2021 and 2020	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,602,886)	(3,755,848)

Total shareholders’ deficit	(4,602,478)	(3,755,440)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$144,595,871	$145,171,129

The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From August 26, 2020 (inception) through December 31, 2020
Operating expenses
General and administrative expenses	$736,531	$144,109
Administrative fee - related party	120,000	23,548

Loss from operations	(856,531)	(167,657)
Net gain from investments held in Trust Account	9,493	904

Net loss	$(847,038)	$(166,753)

Weighted average shares outstanding of Class A ordinary shares	14,862,500	8,820,833

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.05)	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,380,335

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	487,500	$49	3,593,750	$359	$—	$(3,755,848)	$(3,755,440)
Net loss	—	—	—	—	—	(847,038)	(847,038)

Balance - December 31, 2021	487,500	$49	3,593,750	$359	$—	$(4,602,886)	$(4,602,478)

	For the Period From August 26, 2020 (inception) through December 31, 2020
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Sale of private placement shares to Sponsor	487,500	49	—	—	4,874,951	—	4,875,000
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,899,592)	(3,589,095)	(8,488,687)
Net loss	—	—	—	—	—	(166,753)	(166,753)

Balance - December 31, 2020	487,500	$49	3,593,750	$359	$—	$(3,755,848)	$(3,755,440)

The accompanying notes are an integral part of these financial statements.

BCLS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From August 26, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(847,038)	$(166,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(9,493)	(904)
Changes in operating assets and liabilities:
Accounts payable	39,278	4,374
Prepaid expenses	255,637	(426,425)
Accrued expenses	112,502	26,947
Due to related party	120,000	23,548

Net cash used in operating activities	(329,114)	(539,213)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(143,750,000)

Net cash used in investing activities	—	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	18,659
Repayment of note payable to related party	—	(45,722)
Proceeds received from initial public offering, gross	—	143,750,000
Proceeds received from private placement	—	4,875,000
Offering costs paid	—	(3,339,924)

Net cash provided by financing activities	$—	$145,258,013

Net increase (decrease) in cash	(329,114)	968,800
Cash - beginning of the period	968,800	—

Cash - end of the period	$639,686	$968,800

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$15,450
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid through note payable—related party	$—	$27,063
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting commissions	$—	$5,031,250
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
All activity for the period from August 26, 2020 (inception) through October 26, 2020 related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, to the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes that were paid by the Company or are payable by the

Company, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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

Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $640,000 in its operating bank account and working capital of approximately $418,000.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $46,000 from the Sponsor pursuant to a promissory note, dated August 31, 2020 (the “Note”) (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate within a year. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 or 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs associated with the Class A ordinary shares issued in the Initial Public Offering were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 487,500 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheet. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 14,375,000 Class A ordinary shares that are subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share for the periods presented:

	For the Year Ended December 31, 2021		For the Period From August 26, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(682,105)	$(164,933)	$(120,554)	$(46,199)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,862,500	3,593,750	8,820,833	3,380,335

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.01)	$(0.01)

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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
Administrative Support Agreement
Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, the Company incurred expenses of $120,000 and $24,000 under this agreement, respectively. As of December 31, 2021 and 2020, the amounts due to related party for these services were approximately $144,000 and $24,000, respectively, which are presented on the accompanying balance sheets.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote per share. At December 31, 2021, there were 14,375,000 Class A ordinary shares subject to possible redemption. These Class A ordinary shares are classified outside of permanent equity in the balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross p roceeds	$143,750,000
Less:
Class A ordinary share issuance costs	(8,488,687)
Plus:
Accretion of carrying value to redemption value	8,488,687

Class A ordinary share subject to possible redemption	$143,750,000

Note 7 - Shareholders’ Deficit
Preference Shares
- The
 Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The
 Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 14,862,500 Class A ordinary shares issued and outstanding, of which 14,375,000 shares were subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
- The
 Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, 3,593,750 Class B ordinary shares were issued and outstanding.

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
Note 8 - Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,760,397	—	—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,750,904	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the year ended December 31, 2021 or the period from August 26, 2020 (inception) through December 31, 2020. Level 1 instruments include investments U.S. Treasury money market funds with an original maturity of 185 days or less. The estimated fair values of investments held in the Trust Account are determined using available market information.
Note 9
-
Subsequent Events
Management has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments to the disclosures in the financial statements which have not previously been disclosed within the financial statements.