Form 10-Q
period 2022-06-30
BCLS Acquisition Corp.
filed 2022-08-12
CIK 1823200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
August 12, 202
2
,
14,862,500
Class A ordinary shares, par value $0.0001 per share, and
3,593,750
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BCLS ACQUISITION CORP.
Form
10-Q
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BCLS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$639,686	$639,686
Prepaid expenses	94,125	195,788

Total current assets	733,811	835,474
Investments held in Trust Account	143,861,974	143,760,397

Total assets	$144,595,785	$144,595,871

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$34,303	$59,102
Accrued expenses	376,098	214,449
Due to related party	397,580	143,548

Total current liabilities	807,981	417,099
Deferred underwriting commissions payable	5,031,250	5,031,250

Total liabilities	5,839,231	5,448,349
Commitments and Contingencies (Note 5)
Class A ordinary share subject to possible redemption, 14,375,000 shares issued and outstanding at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	143,750,000	143,750,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 487,500 non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	49	49
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,993,854)	(4,602,886)

Total shareholders’ deficit	(4,993,446)	(4,602,478)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$144,595,785	$144,595,871

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
General and administrative expenses	$224,652	$136,468	$432,545	$351,513
Administrative fee—related party	30,000	30,000	60,000	60,000

Loss from operations	(254,652)	(166,468)	(492,545)	(411,513)
Net gain from investments held in Trust Account	99,453	2,171	101,577	4,295

Net loss	$(155,199)	$(164,297)	$(390,968)	$(407,218)

Weighted average shares outstanding of Class A ordinary shares	14,862,500	14,862,500	14,862,500	14,862,500

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750	3,593,750	3,593,750

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	487,500	$49	3,593,750	$359	$—	$(4,602,886)	$(4,602,478)
Net loss	—	—	—	—	—	(235,769)	(235,769)

Balance—March 31, 2022 (unaudited)	487,500	49	3,593,750	359	—	(4,838,655)	(4,838,247)
Net loss	—	—	—	—	—	(155,199)	(155,199)

Balance—June 30, 2022 (unaudited)	487,500	$49	3,593,750	$359	$—	$(4,993,854)	$(4,993,446)

	For the Three and Six Months Ended June 30, 2021
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	487,500	$49	3,593,750	$359	$—	$(3,755,848)	$(3,755,440)
Net loss	—	—	—	—	—	(242,921)	(242,921)

Balance—March 31, 2021 (unaudited)	487,500	49	3,593,750	359	—	(3,998,769)	(3,998,361)
Net loss	—	—	—	—	—	(164,297)	(164,297)

Balance—June 30, 2021 (unaudited)	487,500	$49	3,593,750	$359	$—	$(4,163,066)	$(4,162,658)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(390,968)	$(407,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(101,577)	(4,295)
Changes in operating assets and liabilities:
Accounts payable	(24,799)	(814)
Prepaid expenses	101,663	105,305
Accrued expenses	161,649	61,056
Due to related party	254,032	60,000

Net cash used in operating activities	—	(185,966)

Net change in cash	—	(185,966)
Cash—beginning of the period	639,686	968,800

Cash—end of the period	$639,686	$782,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
BCLS Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 26, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $640,000 in its operating bank account and working capital deficit of approximately $74,000.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $46,000 from the Sponsor pursuant to a promissory note, dated August 31, 2020 (the “Note”) (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 29, 2020. Bain Capital L.P., an affiliate of the Sponsor, paid for certain expenses on our behalf. As of June 30, 2022 and December 31, 2021, the outstanding balances for such expenses were approximately $194,000 and $1,000, respectively, included in due to related party in current liabilities on the accompanying condensed balance sheets.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 4). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The carrying value of the Company’s assets and liabilities recognized in the condensed consolidated balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments.
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 487,500 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s balance sheet. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the 14,375,000 Class A ordinary shares that are subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share for the periods presented:

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(124,979)	$(30,220)	$(132,306)	$(31,991)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,862,500	3,593,750	14,862,500	3,593,750

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(314,840)	$(76,128)	$(327,926)	$(79,292)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,862,500	3,593,750	14,862,500	3,593,750

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering
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
Note 4—Related Party Transactions
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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2022 and December 31, 2021, the Company has no outstanding borrowings under Working Capital Loans.

Administrative Support Agreement
Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 under this agreement in each period. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $60,000 under this agreement in each period. As of June 30, 2022 and December 31, 2021, the amounts due to related party for these services were approximately $204,000 and $144,000, respectively, which are presented within the due to related party in the accompanying condensed balance sheets.
Due to Related Party
During the three and six months ended June 30, 2022, Bain Capital, L.P., an affiliate of the Sponsor, paid certain expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, the outstanding balances for such expenses were approximately $194,000 and $1,000, respectively, included within the due to related party in current liabilities on the accompanying condensed balance sheets.
Note 5—Commitments and Contingencies
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

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy, as well as any specific impact on the Company’s financial condition, results of operations, and cash flows, are not determinable as of the date of this Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022 (this “Report”).
Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote per share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 Class A ordinary shares subject to possible redemption. These Class A ordinary shares are classified outside of permanent equity in the balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Class A ordinary share issuance costs	(8,488,687)
Plus:
Accretion of carrying value to redemption value	8,488,687

Class A ordinary share subject to possible redemption	$143,750,000

Note 7—Shareholders’ Deficit
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 14,862,500 Class A ordinary shares issued and outstanding, of which 14,375,000 shares were subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 3,593,750 Class B ordinary shares were issued and outstanding.
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
basi
s, 20%
of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares) upon the consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued

BCLS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,861,974	—	—

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Securities	$143,760,397	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2022. Level 1 instruments include investments U.S. Treasury money market funds with an original maturity of 185 days or less. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
References to the “Company,” “BCLS Acquisition Corp.,” “our,” “us” or “we” refer to BCLS Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing
COVID-19
pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•
the other risks and uncertainties discussed in “Risk Factors” and elsewhere in our Annual Report on Form
10-K
filed with the SEC on March 28, 2022 and our Quarterly Report on Form
10-Q
filed with the SEC on May 12, 2022.

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
For the three months ended June 30, 2022, we had a net loss of approximately $155,000, which consisted of approximately $225,000 of general and administrative expenses, $30,000 in general and administrative expenses- related party, partly offset by approximately $100,000 of net gain from investments held in the Trust Account.
For the three months ended June 30, 2021, we had a net loss of approximately $164,000, which consisted of approximately $136,000 of general and administrative expenses, $30,000 in general and administrative expenses- related party, partially offset by approximately $2,000 of net gain from investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net loss of approximately $391,000, which consisted of approximately $433,000 of general and administrative expenses, $60,000 in general and administrative expenses- related party, partially offset by approximately $102,000 of net gain from investments held in the Trust Account.
For the six months ended June 30, 2021, we had a net loss of approximately $407,000, which consisted of approximately $352,000 of general and administrative expenses, 60,000 in general and administrative expenses- related party, partially offset by approximately $4,000 of net gain from investments held in the Trust Account.
Liquidity and Going Concern
As of June 30, 2022, we had approximately $640,000 in our operating bank account, and working capital deficit of approximately $74,000.
Our liquidity needs to date have been satisfied through a payment of $25,000 by the Sponsor to cover certain expenses in exchange for the issuance of the founder shares, a loan of approximately $46,000 from the Sponsor pursuant to a promissory note, dated August 31, 2020 (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on October 29, 2020. Bain Capital L.P., an affiliate of the Sponsor, paid for certain expenses on our behalf. As of June 30, 2022 and December 31, 2021, the outstanding balances for such expenses were approximately $194,000 and $1,000, respectively, included in due to related party in current liabilities on the accompanying condensed balance sheets.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. As of June 30, 2022, there are no working capital loans outstanding.
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

Other Contractual Obligations
Administrative Support Agreement
Commencing on the date that the IPO Registration Statement was declared effective, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, we incurred expenses of $30,000 under this agreement in each period. For the six months ended June 30, 2022 and 2021, we incurred expenses of $60,000 under this agreement in each period. As of June 30, 2022 and December 31, 2021, the amounts due to related party for these services were approximately $204,000 and $144,000, respectively, which are presented within the due to related party line item in the accompanying condensed balance sheets.
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Shares, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our Initial Shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 14,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.
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
Net Loss Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares outstanding for the respective period. As of June 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
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
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
In 2021, our management and audit committee identified a material weakness in our internal control over financial reporting that resulted in the restatement of our audited financial statements for the period ended December 31, 2020, and our unaudited interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management and audit committee concluded that the control around the interpretation and accounting of our Class A ordinary shares was not effectively designed or maintained. In connection with the remediation of this control deficiency, management and its advisors designed and implemented new disclosure controls and procedures and expanded and improved our processes to ensure that the nuances of the accounting of certain complex features of our Class A ordinary shares are effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new disclosure controls and procedures, we concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022 and that the material weakness we previously identified was remediated as of June 30, 2022.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that the we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation of the material weakness identified and discussed above.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 28, 2022 and the Quarterly Report on Form
10-Q
filed with the SEC on May 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 28, 2022 and the Quarterly Report on Form
10-Q
filed with the SEC on May 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 12, 2022

BCLS ACQUISITION CORP.

By:	/s/ Andrew Hack
Name: Andrew Hack
Title: Chief Financial Officer